Form 10-K
period 2022-12-31
Sequoia Mortgage Trust 2013-3
filed 2023-03-30
CIK 1567958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

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

0001530239

(Central Index Key Number of sponsor)

RWT Holdings, Inc.

(Exact name of sponsor as specified in its charter)

New York	38-3903315 38-3903316
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A. 388 Greenwich Street Trading, 4th Floor New York, New York	10013
(Address of principal executive offices of the issuing entity)	(Zip Code)

(212) 816-5693

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Item 1117 of Regulation AB, Legal Proceedings.

There is no significant update regarding the litigation matters described in Redwood’s Form 10-K for the year ended December 31, 2022 under the heading “Item 1117 of Regulation AB, Legal Proceedings.”

The depositor has been notified by Wells Fargo Bank, N.A. (“Wells Fargo”) of material pending legal proceedings to which Wells Fargo is subject in connection with its role as trustee on certain RMBS transactions. This Sequoia transaction is not a party to nor subject to the pending legal proceedings.

The disclosure that the depositor received from Wells Fargo is included here:

Wells Fargo Bank, N.A.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

On November 1, 2021, Wells Fargo transferred substantially all of its Corporate Trust Services business to Computershare Trust Company, N.A. ("CTCNA") and its affiliates. For certain transactions where one or more of Wells Fargo's roles did not transfer to CTCNA on November 1, 2021, Wells Fargo engaged CTCNA as its agent to perform certain duties under the related transaction documents. Therefore, the reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance of CTCNA, as agent to Wells Fargo in its capacities as master servicer and custodian are included under Item 15.

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

SEQUOIA RESIDENTIAL FUNDING, INC.

SEMT 2013-3

Regulation AB 1122(d)

Regulation AB Reference	Servicing Criteria	Wells Fargo (or CTCNA as its agent), as Master Servicer	Citibank N.A., as Securities Administrator	First Republic Bank, as Servicer	Cenlar, FSB, as Servicer	Redwood Residential Acquisition Corporation,	Wells Fargo (or CTCNA as

			and Paying Agent			as Servicing Administrator	its agent), as Custodian

General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X

1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X	X	X	X

1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.	N/A	N/A	N/A	N/A	N/A	N/A

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

		X		X	X	X

1122(d)(2)(iv)	The related accounts for the transaction, such as cash reserve accounts or accounts established	X	X	X	X

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

		X	X	X (Except NOT 1122(d)(3)(i) (C))	X (Except NOT 1122(d)(3)(i) (C))

unpaid principal balance and number of pool assets serviced by the Servicer.

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X**	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X	X**	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.			X	X

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

				X	X

1122(d)(4)(v)	The Servicer’s records regarding the pool assets agree with the Servicer’s records with respect to an obligor’s unpaid principal balance.			X	X

1122(d)(4)(vi)	Changes with respect to the terms or status of an obligor’s pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel			X	X

in accordance with the transaction agreements and related pool asset documents.

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

		X	X

number of days specified in the transaction agreements.

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

*

The Revised PSA inadvertently and mistakenly indicates by “X” that Citibank performs Reg AB Item 1122(d)(4)(xiv). However, this Chart, as well as Citibank’s management assessment report and report of the independent accountants are accurate in that Reg AB Item 1122(d)(4)(xiv) is not performed by Citibank. This Reg AB Item 1122(d)(4)(xiv) servicing criteria function is being performed by other parties. In this SEMT 2013-3 transaction, the Reg AB Item 1122(d)(4)(xiv) servicing criteria function is performed by Wells Fargo (or CTCNA as its agent), as master servicer, and by underlying servicers First Republic Bank and Cenlar FSB.

**

The Revised PSA indicates by “X” that Cenlar FSB performs Reg AB Items 1122(d)(4)(i-ii). However, Cenlar FSB’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by Cenlar. In this SEMT 2013-3 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to Cenlar FSB, are instead performed by Wells Fargo (or CTCNA as its agent), as custodian.

Computershare Trust Company, National Association

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Computershare Trust Company, National Association (the “Company”) for its master servicing platform discloses that a material instance of noncompliance occurred, as described below:

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

Management’s Discussion of the Material Instance of Noncompliance1

1. 1122(d)(2)(v) – Maintenance of Custodial Accounts:

a)
General. The transaction agreements for the Company’s RMBS Master Servicing Platform transactions require the institutions maintaining custodial accounts for each transaction to satisfy certain eligibility criteria. Generally, such eligibility criteria can be satisfied if the institution holding the account either (i) possesses requisite long and/or short-term credit ratings from the specified rating agency(ies) (collectively, the “Requisite Ratings”), or (ii) satisfies one of the other alternative means of establishing account eligibility (collectively, “Alternative Means”). With respect to certain custodial accounts that remained at Wells Fargo after Wells Fargo’s sale of its Corporate Trust Services division to Computershare and during the Period, Management has determined that such custodial accounts were not maintained “as set forth in the transaction agreements” because (i) Wells Fargo’s or Wells Fargo’s holding company, as applicable, long and/or short-term issuer ratings during the Period were lower than the related Requisite Ratings thresholds for such transactions, and (ii) there was no Alternative Means during the Period to satisfy account eligibility requirements for such transactions.

b)
Background. Management for the Corporate Trust Services division of Wells Fargo disclosed account eligibility noncompliance as a material instance of noncompliance on its RMBS Master Servicing Assessment of Compliance with Applicable Servicing Criteria for the 2019, 2020, and 20212reporting periods. As of November 1, 2021, as part of the purchase of the Corporate Trust Services division from Wells Fargo, Computershare Trust Company, as Wells Fargo’s agent, began performing the activities related to Item 1122(d)(2)(v) for its RMBS Master Servicing Platform transactions, which included the affected transactions with account eligibility noncompliance. As a result, Computershare Trust Company also disclosed the account eligibility noncompliance as a material instance of noncompliance on its RMBS Master Servicing Assessment of Compliance with Applicable Servicing Criteria for the two month period of November 1, 2021 through and including December 31, 2021.

c)
Current Scope. As of the end of the Period, Management has determined that approximately one quarter of the 1,449 RMBS Master Servicing Platform transactions listed on Appendix A to the Company's 2022 Assessment of Compliance with Applicable Servicing Criteria have account eligibility noncompliance. Each of the transactions with account eligibility noncompliance are part of the Company’s Agent Role Transactions (as defined on the first page of the Company's 2022 Assessment of Compliance with Applicable Servicing Criteria). While the scope of account eligibility noncompliance is quantitatively material for the RMBS Master Servicing Platform, Management believes that the account eligibility noncompliance does not have a material impact on either (i) the Company’s ability to master service the transactions in accordance with the transaction agreements, or (ii) the securities issued in connection with the related transactions or the investors holding such securities.

d)
Remediation. With the purchase of the Corporate Trust Services division from Wells Fargo on November 1, 2021, the Company has taken responsibility for remediating RMBS Master Servicing Platform transactions with account eligibility noncompliance since it is performing the activities related to Item 1122(d)(2)(v). The Company intends to address the account eligibility noncompliance as part of its ongoing transition of the corporate trust business and may either move the affected accounts to banking institutions with Requisite Ratings or pursue Alternative Means to satisfy account eligibility requirements such as seeking a rating agency confirmation from relevant rating agencies. During the Period, the Company conveyed this intent to some of the trustees for some of the affected transactions in response to a status request.

______________________

1Management’s Discussion of the Material Instance of Noncompliance is not subject to PricewaterhouseCoopers LLP’s attestation.

2 Due to the sale of the corporate trust services division to Computershare on November 1, 2021, and for purposes of its servicing activities related to Item 1122(d)(2)(v) of Regulation AB, Wells Fargo’s 2021 reporting period for its RMBS Master Servicing Platform was from January 1, 2021 through and including October 31, 2021.

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

Date: March 30, 2023